Form 10QSB
period 2001-01-31
CYPRESS INTERNATIONAL INC
filed 2001-05-01
CIK 1080485

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                 For the quarterly period ended January 31, 2001


                        Commission File number 001-16307


                           Cypress International, Inc.
                 (Name of Small Business Issuer in its Charter)


               5067 East 26th Drive, Bellingham, Washington 98226
           (Address of Principal Executive Offices including Zip Code)


                                 (360) 592-9013
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]

There were 5,136,000 shares of Common stock outstanding as of January 31, 2001.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                           CYPRESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          CYPRESS INTERNATIONAL, INC.
                         (A Development Stage Company)
                                Balance Sheets

                                     ASSETS
                                                      THREE MONTHS
                                                         ENDED       YEAR ENDED
                                                       JANUARY 31,   OCTOBER 31,
                                                          2001          2000
                                                        --------      --------
CURRENT ASSETS
  Cash                                                  $    613      $    925
  Accounts receivable                                        788           586
                                                        --------      --------

TOTAL CURRENT ASSETS                                       1,401         1,511
                                                        --------      --------
OTHER ASSETS
  Prepaid licenses (net)                                   2,467         2,667
                                                        --------      --------

TOTAL OTHER ASSETS                                         2,467         2,667

      TOTAL ASSETS                                      $  3,868      $  4,178
                                                        ========      ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $  1,590      $  1,590
                                                        --------      --------

TOTAL CURRENT LIABILITIES                                  1,590         1,590

  TOTAL LIABILITIES                                        1,590         1,590

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
    (20,000,000 shares authorized; none
     issued and outstanding.)                                  0             0
  Common stock $.0001 par value authorized
    (80,000,000 shares authorized; issued and
    outstanding : 5,136,000 shares at March 31,
    2001 and October  31, 2000, respectively.)               514           514
  Additional paid-in capital                              14,086        14,086
  Deficit accumulated during the development stage       (12,322)      (12,012)
                                                        --------      --------

TOTAL STOCKHOLDERS' EQUITY                                 2,278         2,588
                                                        --------      --------
      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $  3,868      $  4,178
                                                        ========      ========

              SEE ACCOMPANYING NOTES TO ACCOUNTANT'S REVIEW REPORT

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                                      NOVEMBER 18, 1998
                                                THREE MONTHS         THREE MONTHS        (INCEPTION)
                                                    ENDED                ENDED             THROUGH
                                                 JANUARY 31,          JANUARY 31,        JANUARY 31,
                                                    2001                 2000               2001
                                                -----------          -----------         -----------
REVENUES
  Revenues                                      $       395          $       257         $     1,480
                                                -----------          -----------         -----------
TOTAL REVENUES                                          395                  257               1,480

GENERAL & ADMINISTRATIVE EXPENSES                       706                  779              14,198
                                                -----------          -----------         -----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                 706                  779              14,198

NET LOSS                                        $      (310)         $      (522)        $   (12,718)
                                                ===========          ===========         ===========

BASIC LOSS PER SHARE                            $   (0.0001)         $   (0.0001)
                                                ===========          ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       5,136,000            5,136,000
                                                ===========          ===========

              SEE ACCOMPANYING NOTES TO ACCOUNTANT'S REVIEW REPORT

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 18, 1998 (Inception) through January 31, 2001

                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                          COMMON      ADDITIONAL     DURING
                                            COMMON        STOCK         PAID IN    DEVELOPMENT
                                             STOCK        AMOUNT        CAPITAL       STAGE        TOTAL
                                          ----------    ----------    ----------   ----------    ----------
Stock issued for cash on November 18,
  1998 @ $0.0001 per share                 5,000,000    $      500    $      500   $        0    $    1,000

Stock issued from sale of private
  placement on January 31, 1999
  (Note 1) @  $0.10 per share                136,000            14        13,586                     13,600

Net loss, November 18, 1998 (inception)
  to October 31, 1999                                                                  (5,791)       (5,791)
                                          ----------    ----------    ----------   ----------    ----------
BALANCE, OCTOBER 31, 1999                  5,136,000           514        14,086       (5,791)        8,809
                                          ==========    ==========    ==========   ==========    ==========

Net loss, October 31, 2000                                                             (6,221)       (6,221)
                                          ----------    ----------    ----------   ----------    ----------
BALANCE, OCTOBER 31, 2000                  5,136,000    $      514    $   14,086   $  (12,012)   $    2,588
                                          ==========    ==========    ==========   ==========    ==========

Net loss, January 31, 2001                                                               (310)         (310)
                                          ----------    ----------    ----------   ----------    ----------
BALANCE, JANUARY  31, 2001                 5,136,000    $      514    $   14,086   $  (12,322)   $    2,278
                                          ==========    ==========    ==========   ==========    ==========

              SEE ACCOMPANYING NOTES TO ACCOUNTANT'S REVIEW REPORT

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                          NOVEMBER 18, 1998
                                                           THREE MONTHS     THREE MONTHS     (INCEPTION)
                                                               ENDED            ENDED          THROUGH
                                                            JANUARY 31,      JANUARY 31,     JANUARY 31,
                                                               2001             2000             2001
                                                             --------         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Operating loss                                             $   (310)        $   (522)        $(12,322)
  Amortization                                                    200                0            3,922
  (Increase) in accounts receivable                              (202)            (105)            (788)
  Prepaid game machine/location licenses                            0                0           (6,000)
  Organization costs                                                0                0             (389)
  Increase in accounts payable                                      0                0            1,590
                                                             --------         --------         --------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (312)            (627)         (13,987)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH USED BY INVESTING ACTIVITIES                          0                0                0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                                      0                0              514
  Additional paid-in capital                                        0                0           14,086
                                                             --------         --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                      0                0           14,600
                                                             --------         --------         --------
     NET INCREASE IN CASH                                        (312)            (627)             613

     CASH AT BEGINNING OF PERIOD                                  925            3,758                0
                                                             --------         --------         --------

     CASH AT END OF PERIOD                                   $    613         $  3,131         $    613
                                                             ========         ========         ========

              SEE ACCOMPANYING NOTES TO ACCOUNTANT'S REVIEW REPORT

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain Forward-Looking Information

Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but no limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

Condition and Results of Operations.

Revenues were $395 for the quarter ending January 31, 2001 and $257 for the same quarter ending 2000.

Operating Expenses were $706 for the quarter ending January 31, 2001 and $779 for the same quarter ending 2000.

The Company had an operating loss of ($310) for the quarter ending January 31, 2001 and ($522) for the same quarter ending 2000.

The Company's planned operating strategy is to seek profit from the play of its sports and entertainment machine(s) by placing these machine(s) in strategic locations and providing customer service for its inventory. Currently, the Company has ownership of one video arcade game, but it has not generated positive revenue through January 31, 2001. The Company is currently seeking other video sports and entertainment machine(s) for other locations. To date, no machine(s) have been located for purchase and no location(s)/location licensing for machines have been found. The Company faces the need for substantial additional working capital in the near future. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company plans to fund the growth and expansion of its business by the sale of its securities through private placements. To date, no sales of the Company's securities through private placements been made.

RISK FACTORS

1.   Limited History of Operations

The Company was incorporated under the laws of the State of Delaware on November 18, 1998 and has had limited operations to date. Therefore the Company must be considered the early development stages of embarking upon a new venture. The Company has had no net revenues to date. The Company's business and prospects must be considered in light of the risk, expense, and difficulties frequently encountered by companies in an early stage of development, particularly companies in new and rapidly evolving markets of providing services on the Internet. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of the success of the Company must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which the Company will be operating.

2.   Need for Additional Working Capital - Continuation of Going Concern Not
     Assured

As of January 31, 2001, the Company had total current assets of $1,401 and faces the need for substantial additional working capital in the near future. The capital needs of the Company are greater than currently anticipated, and the Company will be required to seek other sources of financing. No assurance can be given that the Company will be able to organize debt or equity financing, or that if available, it will be available on terms and conditions satisfactory to management and might dilute current shareholders. The Company has no commitments for any additional debt or equity financing and there can be no assurance that any such commitments will be obtained on favorable terms, if at all.

3. The Company has No Significant History of Operations and Expect Operating Losses in the Foreseeable Future

The Company expects to incur operating losses for the foreseeable future and if the Company ever has operating profits, it may not be able to sustain them. Expenses will increase as the Company builds an infrastructure to implement its business model. The Company plans to hire additional employees and lease space for its corporate offices as the need arises. In addition, the Company plans to significantly increase its operating expenses to:

     *    purchasing additional sports and video arcade game(s);
     *    seeking location(s)/location licensing for machines;
     * providing customer service of game machine(s) through contractual arrangements.

Expenses may also increase due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the Company's operating losses will be even greater than anticipated.

4. The Progress and Overall Success of the Company is substantially Dependent Upon the Abilities of the Current Officer and Director of the Company

The Company's performance and operating results are substantially dependent on the continued service and performance of its officer and director. The loss of the services of the Company`s key employee or the inability to attract and retain the necessary technical, sales and other personnel, would likely limit the changes for success and have a negative effect upon the Company's business, financial condition, operating results and cash flows. In addition, the concentrated ownership of the sole officer and director has over the Company, may have a material adverse effect on future business progress. Furthermore, the current officer and director is involved with other employment other than that of the Company, which may take time from development the business of the Company and effect the overall success.

5.   Competition

The amusement/entertainment game industries are highly competitive. There are a great number of service operations and entertainment businesses that compete directly and indirectly with the Company. Many of these entities are larger and have significantly greater financial resources and a greater number of model game units than does the Company. The Company may encounter increased competition in the future, which may have an adverse effect on the profitability of the Company.

6.   Lack of Cash Dividends

The Company has not paid any cash dividends on its Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the Company, its financial requirements and other factors.

7.   Capital Resource Requirements

The Company presently plans to purchase sports and video arcade game(s) and seek location(s)/location licensing for machine(s). Expenses needed to build an infrastructure to implement its business model will depend upon a number of factors including the Company's ability to raise sufficient capital. There are no assurances that the Company can raise sufficient capital through debt or equity financing which might be available to the Company on favorable terms or at all and might dilute current shareholders.

8.   Growth May Strain the Management, Operation and Financial Resources

There can be no assurances that the Company's proposed business model will be adequate to support any future operations. In addition, there is a risk that the Company may not be able to expand their operations at the same rate as market demand may be created.

9.   Shares Subject to Rule 144

On January 31, 2001, the Company had 5,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any state securities agency and are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. Certain limited quantities of the current outstanding restricted shares are available for resale pursuant to Rule 144.

10.  Other Non-Public Sales of Securities

As part of the Company's plan to raise additional working capital, the Company may make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

11.  No Assurance of Liquidity

There is currently no public market for the common shares or any other securities of the Company and there can be no assurance that a trading market will develop in the future.

12. We Face the Loss of Key Personnel Which Could Adversely Affect Proposed Operations

The Company's performance is greatly dependent on the performance of its management. The loss of the services of our executive officer/director could harm the Company's business. The Company's officer has some expertise in buying, trading and leasing arcade model sports and entertainment machines, and the loss of the Company's officer/director could have a negative impact on the Company's reputation for expertise in the digital media industry.

13.  The Company is Largely Controlled by Management

The Company's officer/director currently owns or controls a substantial majority of its outstanding common stock and thereby continues to be able to exercise voting control over the company for the foreseeable future and will be able to elect the entire Board of Directors. This management control could prevent, or make more difficult, on-going business.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CYPRESS INTERNATIONAL, INC.

Date 04/26/01

/s/ Robert Card
----------------------------------
ROBERT CARD

President