Form 10QSB
period 2001-06-30
CYPRESS INTERNATIONAL INC
filed 2001-08-16
CIK 1080485

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 5,136,000 shares of Common stock outstanding as of April 30, 2001.

ITEM 1. FINANCIAL STATEMENTS

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                                                    SIX MONTHS
                                                                      ENDED            YEAR ENDED
                                                                     APRIL 30,         OCTOBER 31,
                                                                       2001               2000
                                                                     --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                               $    350           $    925
  Accounts receivable                                                     974                586
                                                                     --------           --------
TOTAL CURRENT ASSETS                                                    1,324              1,511
OTHER ASSETS
  Prepaid licenses (net)                                                2,467              2,667
                                                                     --------           --------
TOTAL OTHER ASSETS                                                      2,467              2,667
                                                                     --------           --------

       TOTAL ASSETS                                                  $  3,791           $  4,178
                                                                     ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $  1,590           $  1,590
                                                                     --------           --------
TOTAL CURRENT LIABILITIES                                               1,590              1,590
                                                                     --------           --------
       TOTAL LIABILITIES                                                1,590              1,590

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized (20,000,000
   shares authorized; none issued and outstanding.)                         0                  0
  Common stock $.0001 par value authorized (80,000,000 shares authorized; issued and outstanding: 5,136,000 shares at
   April 30, 2001 and October  31, 2000, respectively.)                   514                514
  Additional paid-in capital                                           14,086             14,086
  Deficit accumulated during development stage                        (12,399)           (12,012)
                                                                     --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              2,201              2,588
                                                                     --------           --------

       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                      $  3,791           $  4,178
                                                                     ========           ========

                             See Accompanying Notes

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                      NOVEMBER 18, 1998
                                           SIX MONTHS ENDED APRIL 30,   THREE MONTHS ENDED APRIL 30,     (INCEPTION)
                                          --------------------------    ---------------------------       THROUGH
                                              2001           2000           2001          2000         APRIL 30, 2001
                                          -----------    -----------    -----------    -----------     -------------
REVENUES
  Revenues                                $       768    $       499    $       373    $       242       $  2,249
                                          -----------    -----------    -----------    -----------       --------
TOTAL REVENUES                                    768            499            373            242          2,249

GENERAL & ADMINISTRATIVE EXPENSES               1,155          1,319            450            540         14,648
                                          -----------    -----------    -----------    -----------       --------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         1,155          1,319            450            540         14,648
                                          -----------    -----------    -----------    -----------       --------

NET LOSS                                  $      (387)   $      (820)   $       (77)   $      (298)      $(12,399)
                                          ===========    ===========    ===========    ===========       ========

BASIC LOSS PER SHARE                      $   (0.0001)   $   (0.0002)   $   (0.0000)   $   (0.0001)
                                          ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          5,136,000      5,136,000      5,136,000      5,136,000

                             See Accompanying Notes

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
            From November 18, 1998 (Inception) through April 30, 2001

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                               COMMON     ADDITIONAL    DURING
                                                   COMMON      STOCK       PAID-IN    DEVELOPMENT
                                                   STOCK       AMOUNT      CAPITAL       STAGE        TOTAL
                                                 ----------    -------     -------      --------     --------
Stock issued for cash on November 18,  1998
@ $0.0001 per share                               5,000,000    $   500     $   500      $      0     $  1,000

Stock issued from sale of private placement on
April 30, 1999 (Note 1) @ $0.10 per share           136,000         14      13,586                     13,600

Net loss, November 18, 1998 (inception) to
October 31, 1999                                                                          (5,791)      (5,791)
                                                 ----------    -------     -------      --------     --------

BALANCE, OCTOBER  31, 1999                        5,136,000        514      14,086        (5,791)       8,809
                                                 ==========    =======     =======      ========     ========

Net loss, October  31, 2000                                                               (6,221)      (6,221)
                                                 ----------    -------     -------      --------     --------

BALANCE, OCTOBER  31, 2000                        5,136,000        514      14,086       (12,012)       2,588
                                                 ==========    =======     =======      ========     ========

Net loss, April 30, 2001                                                                    (387)        (387)
                                                 ----------    -------     -------      --------     --------

BALANCE, APRIL 30, 2001                           5,136,000    $   514     $14,086      $(12,399)    $  2,201
                                                 ==========    =======     =======      ========     ========

                             See Accompanying Notes

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                             NOVEMBER 18, 1998
                                                   SIX MONTHS ENDED APRIL 30,  THREE MONTHS ENDED APRIL 30,     (INCEPTION)
                                                  --------------------------   ---------------------------       THROUGH
                                                      2001           2000          2001          2000         APRIL 30, 2001
                                                  -----------    -----------   -----------    -----------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Operating loss                                    $(387)        $  (820)       $ (77)        $  (298)          $(12,399)
  Amortization                                        200               0            0               0              3,922
  (Increase) in accounts receivable                  (388)           (199)        (186)            (94)              (974)
  (Increase) in prepaid game machine/location lic.      0               0            0               0             (6,000)
  (Increase) in organization costs                      0               0            0               0               (389)
  Increase in accounts payable                          0               0            0               0              1,590
                                                    -----         -------        -----         -------           --------
       NET CASH (USED) BY OPERATING ACTIVITIES       (575)         (1,019)        (263)           (392)           (14,250)

CASH FLOWS FROM INVESTING ACTIVITIES

       NET CASH PROVIDED BY INVESTING ACTIVITIES        0               0            0               0                  0

CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock                                          0               0            0               0                514
  Additional paid-in capital                            0               0            0               0             14,086
                                                    -----         -------        -----         -------           --------

       NET CASH PROVIDED BY FINANCING ACTIVITIES        0               0            0               0             14,600
                                                    -----         -------        -----         -------           --------

NET (DECREASE)/INCREASE IN CASH                      (575)         (1,019)        (263)           (392)               350

CASH AT BEGINNING OF PERIOD                           925           3,758          613           3,131                  0
                                                    -----         -------        -----         -------           --------
CASH AT END OF PERIOD                               $ 350         $ 2,739        $ 350         $ 2,739           $    350
                                                    =====         =======        =====         =======           ========

                             See Accompanying Notes

                           CYPRESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2001


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was organized November 18, 1998, under the laws of the State of Delaware, as Cypress International, Inc. The Company is in the business of placing popular coin-operating sports amusement and entertainment arcade games in appropriate venues in the United Stated and Canada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company.

On November 18, 1998, the Company issued 5,000,000 shares of its $0.0001 par value common stock for cash of $1,000.

On March 31, 1999, the Company completed a public offering that was offered without registration under the Securities Act of 1933, as amended (The "Act"), in reliance upon 3 (b) of the Securities Act and Regulation D, Rule 504 promulgated thereunder. The Company sold 136,000 shares of common stock at a price of $0.10 per share for a total amount raised of $13,600.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. BASIS OF ACCOUNTING

The Company uses the accrual method of accounting. The Company has adopted a fiscal year end of October 31.

B. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 18, 1998 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

                           CYPRESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

C. INCOME TAXES

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE 4. GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through sale of its securities through private placements.

NOTE 5. RELATED PARTY TRANSACTION

The Company neither owns nor leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           CYPRESS INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF APRIL 30, 2001

NOTE 6. INCOME TAXES

                                           As of April 30,    As of January 31,
                                               2001                2001
                                             --------            --------
      Deferred tax assets:                   $  1,859            $  1,848
      Other                                       -0-                 -0-
                                             --------            --------
      Valuation allowance                      (1,859)             (1,848)
                                             --------            --------

      Net deferred tax assets                $    -0-            $    -0-
                                             ========            ========

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. SCHEDULE OF NET OPERATING LOSSES

     1999 Net Operating Loss                 $ (5,791)
     2000 Net Operating Loss                   (6,221)
     2001 Net Operating Loss (January)           (310)
     2001 Net Operating Loss (April)              (77)
                                             --------
     Net Operating Loss Carryforward         $(12,399)
                                             ========

As of April 30, 2001, the Company has net operating loss carryforwards of approximately $ 12,399. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. PREPAID GAME MACHINE/LOCATION LICENSES

The Company purchased one video arcade game machine/location license at the Royal Canadian Legion # 2 in New Westminister, British Columbia for $ 6,000. The location was relocated to TJ Family Fun Center in Mission, British Columbia. As of January 31, 2001 $3,533 has been expensed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

     Information provided in this Quarterly report on Form 10QSB may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements, concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the foregoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's most recent Form 10SB.

CONDITIONS AND RESULTS OF OPERATIONS.

THREE MONTHS ENDED APRIL 30, 2001.

     Revenues were $373 for the quarter ending April 30, 2001 and 242 for the same quarter ending 2000.

     Operating Expenses were $450 for the quarter ending April 30, 2001 and $540 for the same quarter in 2000.

     The Company had an operating loss of ($77) for the quarter ending April 30, 2001 and ($298) for the same quarter in 2000.

     The Company generated minimum revenues from its video arcade game machine/location license during the quarter ending April 30, 2001. Currently the Company has ownership of one video arcade game, but it has not generated positive revenue through April 30, 2001. As the Company's planned operating strategy is to seek profit from the play of its sports and entertainment machines, the Company continues to seek other video sports and entertainment machine(s) for other locations. To date, no machine(s) have been located for purchase and no location (s) licensing for machines have been found.

     The Company does not anticipate any material increase in operating expenses until such time as additional capital can be raised and the Company proceeds with the further development of its business plan. Management believes that the Company must be successful in raising equity or debt financing sufficient to meet its working capital requirements and to support the expenses associated with developing its sales in media content production within the next several months. To date, the Company has not been successful in raising equity or debt financing sufficient to meet its working capital requirements. No assurance can be given that the Company will have other financing available, if required; or if available, will be available on terms and conditions satisfactory to management.

ANALYSIS OF FINANCIAL CONDITION

     As of April 30, 2001, the Company had ($166) working capital and faces the need for substantial additional working capital in the near future. The Company will be required to seek sources of financing. No assurance can be given that the Company will have financing available, if required, or if available, will be available on terms and conditions satisfactory to management.

     The financial statements of the Company were prepared for the quarter ending April 30, 2001. The Company's ability to establish itself as a going concern is dependent upon the Company obtaining sufficient financing to continue its development activities. There is no assurance that the company will achieve profitable operations in the future. The Company could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available to the Company, of if available, will be available on terms and conditions satisfactory to management.

     As part of the Company's plan to raise additional working capital, the Company my make a limited number of offers and sales of its Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. Other offers and sales of Common Shares may be at prices per share that are higher or lower than the price of the Common Shares in this registration statement. There can be no assurance the Company will not make other offers of its securities at different prices, when, in the Company's discretion, such prices are deemed by the Company to be reasonable under the circumstances.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING.

     None

ITEM 2. CHANGES IN SECURITIES.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS AND REORTS ON FORM 8-K.

     None

                                    SIGNATURE

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this disclosure statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               CYPRESS INTERNATIONAL, INC.


Date 08/14/01                                  /s/ Robert Card
                                               ---------------------------------
                                               Robert Card
                                               President