Form 10QSB/A
period 2001-06-30
CYPRESS INTERNATIONAL INC
filed 2001-09-04
CIK 1080485

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

               Quarterly report under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934


                  For the quarterly period ended April 30, 2001

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


                                               CYPRESS INTERNATIONAL, INC.


Date September 4, 2001                         /s/ Robert Card
                                               ---------------------------------
                                               Robert Card
                                               President