Form 10KSB
period 2001-10-31
CYPRESS INTERNATIONAL INC
filed 2003-05-21
CIK 1080485

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Year Ended October 31, 2001

                        Commission File Number 001-16307


                           CYPRESS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                           91-1959475
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


          1168 Smith Road
           Bellingham WA                                        98226
(Address of Principal Executive Offices)                      (Zip Code)


                                 (360) 592-4022
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [X] No [ ]

The issuer had revenues of $1,750 for the year ended October 31, 2001.

As of October 31, 2001, the registrant had 5,136,000 shares of common stock, $.0001 par value, issued and outstanding. No market value has been computed based upon the fact that no market has been established at this time.

                                TABLE OF CONTENTS

PART I......................................................................  1
ITEM 1.  DESCRIPTION OF BUSINESS............................................  1
ITEM 2.  DESCRIPTION OF PROPERTY............................................  7
ITEM 3.  LEGAL PROCEEDINGS..................................................  7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..............  7

PART II.....................................................................  7
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........  7
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.........  8
ITEM 7.  FINANCIAL STATEMENTS .............................................. 10
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
         FINANCIAL DISCLOSURE............................................... 18

PART III.................................................................... 19
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS....... 19
ITEM 10. EXECUTIVE COMPENSATION............................................. 20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.................................... 20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 21
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................... 21

SIGNATURES.................................................................. 22

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Cypress International, Inc. was incorporated in Delaware on November 18, 1998. Our business is the buying, trading and leasing of arcade model coin or token operated sports and entertainment games for revenue in appropriate venues in the United States and Canada.

We received our initial funding through the sale of common stock to investors from the period of approximately February 19, 1999 until March 31, 1999. We offered and sold 136,000 common stock shares at $0.10 per share to non-affiliated private investors for a total of $13,600.

Cypress International has never had any bankruptcy, receivership, or similar proceedings. Cypress International has never had any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets in the ordinary course of business.

PRINCIPAL PRODUCTS

Our products include arcade model and tabletop model sports and entertainment machines placed in various locations for revenue. In addition, we emphasize high levels of customer service to create "playing conditions" targeted for persons over age ten.

BUSINESS STRATEGY

Our planned operating strategy is to create profit by buying, trading and leasing arcade model and tabletop model sports and entertainment machines and placing these sports and entertainment machines in various locations for revenue. We believe our current management brings experience, industry relationships and specific expertise that will enhance the ability of the company to successfully complete its proposed strategy of furnishing arcade model and tabletop model sports and entertainment machines to customers for revenue. The current management is limited to one officer and the amount of time that he plans to devote promoting the company's business plan will be limited to a part-time basis. In addition, the above mentioned officer currently has obligations and employment that may take priority over that of the Cypress.

We are unaware of the need for any governmental approval for our proposed business plan. We are not currently subject to direct federal, state or local regulation and laws or regulations applicable to video games, other than regulations applicable to businesses generally. We are currently unaware of any federal, state or local laws and regulations regulating the video arcade game market that would materially affect our business activities.

We are not subject to any environmental laws that would have an effect on our operations. We have spent no money over the past two years on research and development, and have no new product or service planned or announced to the public.

Currently, we own one video arcade game machine located at Family Fun Center, Mission, British Columbia.

We do not rely on raw materials for conducting our business.

We have no patents, trademarks, licenses, franchise, royalty agreements, or labor contracts in place.

COMPETITION

The amusement/entertainment game industries are highly competitive. There are a great number of service operations and entertainment businesses that compete directly and indirectly with the company. Many of these entities are larger and have significantly greater financial resources and a greater number of model game units than we do. We may encounter increased competition in the future, which may have an adverse effect on our profitability. In addition, the legalization of casino gambling in geographic areas near any entertainment complex that feature our games would create the possibility for entertainment alternatives that could have a material adverse effect on our business. Initially, we will be dependent on one or a few major customers for our game machines, but we will rely on the broad-based vending market for developing customers over time.

REPORTS TO SECURITIES HOLDERS

We will provide upon written request an annual report that includes our financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We became subject to disclosure filing requirements when our Form 10-SB became effective on February 7, 2001, including filing Form 10-KSB annually and Form 10-QSB quarterly. In addition, we will file Form 8 and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act.

The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

Investors in Cypress should be aware of the following material risks associated with our business plan:

A. LIMITED OPERATING HISTORY TO EVALUATE.

The Company was incorporated under the laws of the State of Delaware on November 18, 1998. Our activities to date have been the preparation of our business strategy. We have commenced operations through the ownership of one video arcade game, but have not generated positive revenue. We have a limited operating history and revenues and must be considered entirely promotional and in the early development stages of embarking upon a new venture. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the company faces all the risks inherent in any new business, including: competition, the absence both of an operating history and profitability and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with the operation of a new business and the competitive environment in which we will be operating.

B. NEED FOR ADDITIONAL WORKING CAPITAL - CONTINUATION OF GOING CONCERN NOT ASSURED.

As of October 31, 2001, we had working capital of $156 and face the need for substantial additional working capital in the near future. If our capital needs are greater than currently anticipated, we will be required to seek other sources of financing. No assurance can be given that we will sell any of the Shares or that other financing will be available, if required; or if available, will be available on terms and conditions satisfactory to management. The Company has prepared audited financial statements as of October 31, 2001, reporting that we are in the development stage and our ability to establish the company as a going concern is dependent upon obtaining sufficient financing to continue development activities. There is no assurance that we will achieve profitable operations in the future. We could be required to secure additional financing to implement further development plans. There is no assurance that such financing will be available, or if available, will be available on terms and conditions satisfactory to management.

C. THE PROGRESS AND OVERALL SUCCESS OF THE COMPANY IS SUBSTANTIALLY DEPENDENT UPON THE ABILITIES OF THE CURRENT OFFICER AND DIRECTOR OF THE COMPANY.

Our performance and operating results are substantially dependent on the continued service and performance of our officer and director. We intend to hire additional technical, sales and other personnel as we move forward with our business model, though competition for such personnel is intense. There can be no assurance that we can retain key technical employees, or to attract or retain highly qualified technical and managerial personnel in the future. The loss of the services of our key employee or the inability to attract and retain the necessary technical, sales, and other personnel, would likely limit the chances for success and have a negative effect upon our business, financial condition, operating results and cash flows. In addition, the concentrated ownership our sole officer and director has over the Company, which will not be significantly affected and may have a material adverse effect on future business progress. Furthermore, the current officer and director is involved with other employment other than that of the company, which may take time from developing the business of the company and effect the overall success.

D. COMPETITION.

The amusement/entertainment game industries are highly competitive. There are a great number of service operations and entertainment businesses that compete directly and indirectly with the Company. Many of these entities are larger and have significantly greater financial resources and a greater number of model game units than we do. We may encounter increased competition in the future, which may have an adverse effect on the our profitability. In addition, the legalization of casino gambling in geographic areas near any entertainment complex that feature our games would create the possibility for entertainment alternatives that could have a material adverse effect on our business.

E. LACK OF CASH DIVIDENDS.

We have not paid any cash dividends on our Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that we may realize, if any, will be retained to finance the growth of the company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings of the company, its financial requirements and other factors.

F. PRODUCT LIABILITY.

We presently do not maintain any product liability insurance and will not secure such insurance until management deems it necessary. Ultimately, such coverage may be a requirement under certain agreements. As a result of our limited operations to date, no threatened or actual claims have been made upon the company for product liability.

G. PURCHASE OF INVENTORY; CAPITAL RESOURCE REQUIREMENTS.

We presently plan to purchase, trade or lease additional video arcade games within the next 12 months. Acquiring inventory will depend upon a number of factors, including our ability to raise sufficient capital, locate and obtain appropriate sites to place the video arcade games and providing quality customer service to those locations.

H. THE COMPANY'S FUTURE OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

Our potential operating results are expected to be unpredictable and we expect them to fluctuate in the future due to a number of factors, many of which are outside of our control. These factors may include, but are not limited to: (i) the ability to significantly increase our customer base, (ii) the ability to maintain gross margins, (iii) the ability to maintain customer satisfaction,
(iv) costs relating to the expansion of our operations and the introduction of new types of services and (v) services offered by our competitors and the success of our competitors.

I. THE COMPANY'S LIMITED HISTORY OF OPERATIONS AND EXPECTED OPERATING LOSSES IN THE FORESEEABLE FUTURE.

We expect to incur operating losses for the foreseeable future and if we ever have operating profits, we may not be able to sustain them. Expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees, expand information technology systems and lease more space for our corporate offices. In addition, we plan to significantly increase our operating expenses to include: (i) purchasing video arcade games, (ii) seeking locations sites for these arcade games and (iii) providing customer service to service location sites of games. Expenses may also increase, due to the potential effect of goodwill amortization and other charges resulting from future partnerships and/or alliances, if any. If any of these and other expenses are not accompanied by increased revenue, the operating losses will be even greater than anticipated.

J. WE MAY INCUR LOSSES AS A RESULT OF ACCUMULATING INVENTORY.

In addition, we could incur losses as a result of accumulating video arcade game machine and not having a site location in place.

K. DEPENDENCE ON DISCRETIONARY SPENDING.

Our profits are dependent on discretionary spending by consumers, particularly by consumers living in the communities in which the video arcade games are located. A significant weakening in the national economy or any of the local economies in which we operate may cause our patrons to curtail discretionary spending which, in turn, could materially affect our profitability.

L. TRADITIONAL VIDEO ARCADE BUSINESS IS HIGHLY COMPETITIVE.

The traditional video arcade business is also highly competitive. We will compete directly with other companies that specialize in the video arcade business and have an industry reputation in the industry. These companies have greater name recognition and have greater financial and marketing resources than we do. In addition, the legalization of casinos creates the possibility for entertainment alternatives that could have a material adverse effect on our business.

M. GROWTH AND ACQUISITION MAY STRAIN THE MANAGEMENT, OPERATIONAL AND FINANCIAL RESOURCES.

There can be no assurances that our proposed business model will be adequate to support any future operations. In addition, there is a risk that we may not be able to expand our video arcade operations to allow for additional capacity at the same rate as market demand may be created. If appropriate opportunities present themselves, we intend to seek out business opportunities to expand our video arcade business. The process of integrating and acquiring any business or video arcade game(s), may result in operating difficulties and expenditures which cannot be anticipated and may absorb significant management attention that would otherwise be available for further development of our existing business. Moreover, the anticipated benefits of any acquisition may not be realized. Any future acquisitions of other businesses, technologies, services or products might require us to obtain additional equity or debt financing, which might not be available to the company on favorable terms or at all and might dilute current shareholders. Additionally, we may not be able to successfully identify, negotiate or finance future acquisitions or to integrate acquisitions with the current proposed business.

N. SHARES SUBJECT TO RULE 144.

On October 31, 2001, the Company had 5,000,000 Common Shares issued and outstanding that have not been registered with the Commission or any State securities agency and which are currently restricted pursuant to Rule 144 promulgated by the Commission under the 1933 Act. Rule 144 provides, in essence, that a person holding restricted securities for one year from the date the securities were purchased from the issuer, or an affiliate of the issuer, and fully paid, may sell limited quantities of the securities to the public without registration, provided there shall be certain public information with respect to the issuer. Pursuant to Rule 144, securities held by non-affiliates for more than two years may generally be sold without reference to the current public information or broker transaction requirements, or the volume limitations. None of the current outstanding restricted shares are available for resale pursuant to Rule 144. The sale of some or all of the currently restricted Common Shares could have a material negative impact upon the market price of the Common Shares, if a market for the Common Shares should develop in the future.

O. OTHER NON PUBLIC SALES OF SECURITIES.

As part of our plan to raise additional working capital, we may make a limited number of offers and sales of our Common Shares to qualified investors in transactions that are exempt from registration under the 1933 Act. There can be no assurance we will not make other offers of our securities at different prices, when, in managements discretion, such prices are deemed to be reasonable under the circumstances.

P. NO ASSURANCE OF LIQUIDITY.

There is currently no public market for the Common Shares or any other securities of the company and there can be no assurance that a trading market will develop in the future.

ITEM 2 - DESCRIPTION OF PROPERTY

Cypress owns no real property. We are provided sufficient space to do our present business by Robert Card, the director of the company. Going forward, we plan to continue to use the offices of the director, at no cost to the company. Both parties have agreed to continue this arrangement until we begin operations and/or generate revenue.

ITEM 3 - LEGAL PROCEEDINGS

Cypress International, Inc. is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the year ended October 31, 2001.

                                     PART II

ITEM 5 - MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

We plan to file for trading on the OTC Electronic Bulletin Board (OTCBB) which is sponsored by the National Association of Securities Dealers (NASD). The OTC Electronic Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids", "asks" and volume. We have not as of this date contacted an authorized OTCBB market maker for sponsorship of our securities on the OTCBB.

As of the date of this filing, there is no public market for our securities. There has been no public trading of the company's securities, and, therefore, no high and low bid pricing of the securities.

HOLDERS

As of October 31, 2001, Cypress had 49 shareholders of record.

DIVIDENDS

The Company has not paid any cash dividends on our Common Shares to date and there are no plans for paying cash dividends in the foreseeable future. Initial earnings that we may realize, if any, will be retained to finance the growth of the company. Any future dividends, of which there can be no assurance, will be directly dependent upon earnings, our financial requirements and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

On November 18, 1998, the Company was incorporated under the laws of the State of Delaware.

The date, title and amount of unregistered securities sold/issued by Cypress International, Inc. are as follows:

Date:                          February 19, 1999 to March 31, 1999
Number of Shares:              136,000
Total Offering Price:          $0.10 per share
Total Proceeds:                $13,600.00
Principal Underwriter:         None
Total Commissions:             None
Net Proceeds:                  $13,600.00
Commissions Paid:              None
Purchasers:                    48 non-affiliated private investors.
Exemption From Registration:   The statutory exemption, which the Company
                               relied on was Regulation D, Rule 504 of the United States Securities Act of 1933, as amended.

On November 18, 1998, the Company issued 5,000,000 shares to Robert Card in exchange for cash consideration of $1,000.00. We did not pay any commission for this transaction. In addition, we did not utilize the services of an underwriter to complete this transaction. The stock was issued in reliance on an exemption from registration from non public offerings contained in section 4(2) of the United States Securities Act of 1933, as amended.

ITEM 6 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management's Discussion and Analysis of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements, as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this registration statement. The following should be read in conjunction with the audited Consolidated Financial Statements included within this Annual Report.

PLAN OF OPERATION

The Business Plan for the Company over the next twelve months is to become a full-service provider of sports and entertainment machines placed in strategic locations for play. The Company initially plans to seek income from the play of its sports and entertainment machines by placing these machines in strategic locations and providing customer service for its inventory.

ANALYSIS OF FINANCIAL CONDITION

We have not yet generated positive cash from operating activities. From November 18, 1998 to October 31, 2001, we had a net loss of $20,245. The losses were a result of organization and other start-up related costs. As of October 31, 2001 we had $156 in cash and $1,510 in accounts receivable. We do not foresee a material increase in operating expenses until such time that sufficient capital can be raised and we proceed with our business plan. Management believes that we must be successful in raising equity or debt financing sufficient to meet our current working capital requirements and to support the expenses associated with developing the company's plans to locate and open future locations for video arcade game machines.

Management's immediate plan is to focus its efforts on raising capital and contacting potential companies for site location of video arcade game machines. Management hopes to raise sufficient capital within the next twelve months to initiate operations that include expanding the Company's officers and directors make up. The sole director, officer and majority shareholder may have other obligations and plans to initially devote minimal time to promoting the company's strategic business plan. If other obligations take priority for the officer and director over that of the Company's, it could have a material adverse impact on the progress of the Company.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of its shareholders would be reduced and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund expansion, take advantage of business opportunities, develop, or enhance our business plan or otherwise respond to competitive pressures would be significantly limited and it may significantly restrict our operations.

COMPARISON OF FISCAL YEAR 2001 WITH FISCAL YEAR 2000

Revenues for fiscal year 2001 were $1,750 compared with $1,135 in 2000. General and Administrative Expenses were $9,983 in 2001 and $7,356 in 2000. We do not consider this a material change. Net loss in 2001 $8,233 as against $6,221 in 2000. We do not consider this a material change. We had Total Assets of $7,000 at October 31, 2001 as compared to $4,178 at October 31, 2000. As of October 31, 2001, we had working capital of $156 compared to $925 at October 31, 2000 and face the need for substantial additional working capital in the near future.

ITEM 7 - FINANCIAL STATEMENTS

                                ARMANDO C. IBARRA
                          CERTIFIED PUBLIC ACCOUNTANTS
                          (A Professional Corporation)


Armando C. Ibarra, C.P.A.                   Members of the California Society of
Armando Ibarra, Jr., C.P.A.                 Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Tugboat International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Cypress International, Inc. as of October 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cypress International, Inc. as of October 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Armando C. Ibarra
----------------------------
Armando C. Ibarra, CPA-APC

May 2, 2002
Chula Vista, California

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                   As of October 31, 2001 and October 31, 2000
--------------------------------------------------------------------------------

                                                                  As of          Year Ended
                                                                October 31,      October 31,
                                                                   2001             2000
                                                                 --------         --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                           $    156         $    925
  Accounts receivable                                               1,510              586
                                                                 --------         --------
TOTAL CURRENT ASSETS                                                1,666            1,511
                                                                 --------         --------

OTHER ASSETS
  Prepaid game machine/location licenses (net)                      5,334            2,667
                                                                 --------         --------
TOTAL OTHER ASSETS                                                  5,334            2,667
                                                                 --------         --------
      TOTAL ASSETS                                               $  7,000         $  4,178
                                                                 ========         ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $ 12,645         $  1,590
                                                                 --------         --------
TOTAL CURRENT LIABILITIES                                          12,645            1,590
                                                                 --------         --------
      TOTAL LIABILITIES                                            12,645            1,590

STOCKHOLDERS' EQUITY
  Preferred stock, $.0001 par value authorized
   (20,000,000 shares authorized; none
   issued and outstanding.)                                            --               --
  Common stock $.0001 par value authorized
   (80,000,000 shares authorized; issued
   and outstanding : 5,136,000 shares at October 31, 2000
   and October 31, 1999, respectively.)                               514              514
  Additional paid-in capital                                       14,086           14,086
  Deficit accumulated during the development stage                (20,245)         (12,012)
                                                                 --------         --------
TOTAL STOCKHOLDERS' EQUITY                                         (5,645)           2,588
                                                                 --------         --------
       TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $  7,000         $  4,178
                                                                 ========         ========

                       See Notes to Financial Statements

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Operations
                  For the Years Ended October 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                           November 18, 1998
                                                                              (Inception)
                                            Year Ended      Year Ended          through
                                            October 31,     October 31,       October 31,
                                               2001            2000              2001
                                           -----------      -----------       -----------
REVENUES
  Revenues                                 $     1,750      $     1,135       $     3,230
                                           -----------      -----------       -----------

TOTAL REVENUES                                   1,750            1,135             3,230

GENERAL & ADMINISTRATIVE EXPENSES                9,983            7,356            23,475
                                           -----------      -----------       -----------

TOTAL GENERAL & ADMINISTRATIVE EXPENSES          9,983            7,356            23,475
                                           -----------      -----------       -----------

NET LOSS                                   $    (8,233)     $    (6,221)      $   (20,245)
                                           ===========      ===========       ===========

BASIC LOSS PER SHARE                       $     (0.00)     $     (0.00)
                                           ===========      ===========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   5,136,000        5,136,000
                                           ===========      ===========

                       See Notes to Financial Statements

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
           From November 18, 1998 (Inception) through October 31, 2001
--------------------------------------------------------------------------------

                                                                                     Deficit
                                                                                    Accumulated
                                                           Common      Additional     During
                                            Common         Stock        Paid-in     Development
                                            Stock          Amount       Capital       Stage          Total
                                            -----          ------       -------       -----          -----
Stock issued for cash on November 18,
1998 @ $0.0002 per share                  5,000,000       $   500       $   500      $      0       $ 1,000

Stock issued from sale of private
placement on March 31, 1999
(Note 1) @ $0.10 per share                  136,000            14        13,586                      13,600

Net loss, November 18, 1998 (inception)
to October 31, 1999                                                                    (5,791)       (5,791)
                                         ----------       -------       -------      --------       -------

BALANCE, OCTOBER  31, 1999                5,136,000           514        14,086        (5,791)        8,809
                                         ==========       =======       =======      ========       =======

Net loss, October  31, 2000                                                            (6,221)       (6,221)
                                         ----------       -------       -------      --------       -------

BALANCE, OCTOBER  31, 2000                5,136,000           514        14,086       (12,012)        2,588
                                         ==========       =======       =======      ========       =======

Net loss, October  31, 2001                                                            (8,233)       (8,233)
                                         ----------       -------       -------      --------       -------

BALANCE, OCTOBER  31, 2001                5,136,000       $   514       $14,086      $(20,245)      $(5,645)
                                         ==========       =======       =======      ========       =======

                       See Notes to Financial Statements

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                  For the Years Ended October 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                           November 18, 1998
                                                                                              (Inception)
                                                            Year Ended      Year Ended          through
                                                            October 31,     October 31,       October 31,
                                                               2001            2000              2001
                                                           -----------      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                   $ (8,233)        $ (6,221)        $(20,245)
  Amortization                                                  3,333              318            3,722
  (Increase) in accounts receivable                              (925)            (520)          (1,511)
  Prepaid game machine/location licenses                       (6,000)              --          (12,000)
  Prepaid game machine/location licenses expense                   --            2,000            3,333
  Organization costs                                               --               --             (389)
  Increase in accounts payable                                 11,056            1,590           12,646
                                                             --------         --------         --------
     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (769)          (2,833)         (14,444)

CASH FLOWS FROM INVESTING ACTIVITIES

     NET CASH USED BY INVESTING ACTIVITIES                         --               --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Additional paid-in capital                                       --               --           14,600
                                                             --------         --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                     --               --           14,600
                                                             --------         --------         --------

NET INCREASE IN CASH                                             (769)          (2,833)             156

CASH AT BEGINNING OF PERIOD                                       925            3,758               --
                                                             --------         --------         --------

CASH AT END OF PERIOD                                        $    156         $    925         $    156
                                                             ========         ========         ========

                       See Notes to Financial Statements

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of October 31, 2001


NOTE 1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional equity capital through sale of its securities through private placements.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Accounting

The financial statements have been prepared using the accrual basis of accounting. Under the accrual basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted an October 31, year-end.

b. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e. Income Taxes

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

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of October 31, 2001


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

e. Income Taxes (cont.)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

f. Basic Earnings per Share

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

Basic  earnings  (loss) per share  amount is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of October 31, 2001


NOTE 5. INCOME TAXES


                                                          As of October 31, 2001
                                                          ----------------------
     Deferred tax assets:
     Net operating tax carryforwards                             $ 3,037
     Other                                                             0
                                                                 -------
     Gross deferred tax assets                                     3,037
     Valuation allowance                                          (3,037)
                                                                 -------

     Net deferred tax assets                                     $     0
                                                                 =======

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.


NOTE 6.  SCHEDULE OF NET OPERATING LOSSES


     1999 Net Operating Loss                                     $ (5,791)
     2000 Net Operating Loss                                       (6,221)
     2001 Net Operating Loss                                       (8,233)
                                                                 --------

     Net Operating Loss                                          $(20,245)
                                                                 ========

As of October 31, 2001, the Company has a net operating loss carryforward of approximately $ 20,245, which will expire 20 years from the date the loss was incurred.

NOTE 7. RELATED PARTY TRANSACTION

The Company's neither owns nor leases any real or personal property. A director without charge provides office services. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                           CYPRESS INTERNATIONAL, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             As of October 31, 2001


NOTE 8. PREPAID GAME MACHINE/LOCATION LICENSES

The Company purchased one video arcade game machine/location license at the Royal Canadian Legion # 2 in New Westminister, British Columbia for $ 6,000.00. The location was relocated to TJ Family Fun Center in Mission, British Columbia.

NOTE 9. STOCK

Issuance of Stock:

On November 18, 1998, the Company issued 5,000,000 shares of common stock for cash valued at $ 0.0002 per share.

On March 31, 1999, the Company issued 136,000 shares of common stock for cash valued at $ 0.10 per share.

As of October 31, 2001 the Company had 5,136,000 shares of common stock issued and outstanding.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name & Address         Age      Position      Date First Elected    Term Expires
--------------         ---      --------      ------------------    ------------
Robert Card            66       President,        11/18/98             11/1/02
1168 Smith Road                 Secretary,
Bellingham, WA 98226            Director

The foregoing person may be deemed a "promoter" of the company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No current or former Officer, Director, or control person of the corporation has been the subject of any Order, Judgement, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities. No Officer or Director of the corporation is the subject of any pending legal proceedings.

Resume

Mr. Robert Card has been the Chairman of the Board, Chief Executive Officer, President and Secretary of the Company since it was founded on November 18, 1998. Mr. Card has been a Financial Consultant to Sumac Investments Ltd. from 1992 to present. During the period from June 1980 through 1991, Mr. Card was a Financial Consultant for Aries Management Ltd., Vancouver, B.C. Mr. Card was an Auditor with the Revenue Department of Canada from 1975 through June 1980. Mr. Card received his Bachelor of Arts in Economics and Commerce from Simon Fraser University, Burnaby, British Columbia. Mr. Card has served on the board of directors and as an officer of numerous junior and start-up companies on the Vancouver Stock Exchange/CDNX since 1980.

ITEM 10 - EXECUTIVE COMPENSATION

The company's current officer receives no compensation.

                           Summary Compensation Table


                                                Other
 Name &                                         annual    Restricted                          All other
principal                                      compen-      stock       Options    LTIP       compen-
position         Year   Salary($)   Bonus($)   sation($)    awards      SARs($)  Payouts($)   sation($)
--------         ----   ---------   --------   ---------    ------      -------  ----------   ---------
R Card           2001     -0-         -0-         -0-         -0-         -0-        -0-         -0-
President,       2000     -0-         -0-         -0-         -0-         -0-        -0-         -0-
Secretary,
Treasurer

There are no current employment agreements between the company and its executive officer.

The officer currently devotes an immaterial amount of time to manage the affairs of the company.

The director and principal officer have agreed to work with no remuneration until such time as we receive sufficient revenues necessary to provide proper salaries to all officers and compensation for directors' participation. The officer and the board of directors have determined that a minimum cash balance of not less than $20,000 will be necessary before officers may receive compensation. At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at a normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of October 31, 2001, the Company had 5,136,000 Common Shares issued and outstanding. The following table sets forth information on the ownership of the company's voting securities by officers, directors and major shareholders who own beneficially more than five percent of the company's common stock through the most current date - October 31, 2001:

Title of                                            Amount &           Percent
 Class       Name & Address                     Nature of owner         Owned
 -----       --------------                     ---------------         -----
Common      Robert Card                            5,000,000            97.35%
            1168 Smith Road
            Bellingham, WA 98226

Total shares owned by officers, directors,
& major shareholders, as a group                   5,000,000            97.35%

Cypress issued Mr. Card 5,000,000 shares of Cypress' common stock on November 18, 1998 for cash in the amount of $1,000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The principal executive office and telephone number are provided by Mr. Card, the president of the corporation. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial as the telephone and mailing address were almost exclusively used by Mr. Card for other business purposes.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 99.1 - Certification of Chief Executive Officer
Exhibit 99.2 - Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Cypress International, Inc.


Date 05/12/03                            /s/ Robert Card
    ------------                         ----------------------------------
                                      By Robert Card, Pres., Sec., Treas. &
                                         Director

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Card, certify that:

1. I have reviewed this annual report on Form 10KSB of Cypress International
Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of May 2003.

/s/ Robert L. Card
------------------------------
Chief Executive Officer

                        ANNUAL CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert L. Card, certify that:

1. I have reviewed this annual report on Form 10-KSB of Cypress International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report the conclusions about the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on the most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. As the registrant's certifying officer, I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

IN WITNESS WHEREOF, the undersigned has executed this certification as of the 12th day of May 2003.

/s/ Robert L. Card
------------------------------
Chief Financial Officer